Form 10QSB
period 2004-09-30
FalconTarget Inc.
filed 2004-11-05
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response. . . . . .   .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

&#56256;&#56457; TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number

_____________FalconTarget, Inc._____________

(Exact name of small business issuer as specified in its charter)

Delaware	34-1996523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 4201 Massachusetts Ave NW #8037C, Washington, DC 20016

(Address of principal executive offices)            (Zip Code)

Issuer’s telephone number (202) _364-8395_________________________

                                                     None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No &#56256;&#56457;

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,000,000 shares of common stock without par value

Transitional Small Business Disclosure Format (Check one): Yes &#56256;&#56457; No ☒

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Item 4.  Submission of Matters to a Vote of Security Holders.   9

Item 5.  Other Information.............................. 9

Item 6.  Exhibits and Reports on Form 8-K............... 9

Forward Looking Statements

In this filing references to "FalconTarget," "we," "us," and "our" refer to FalconTarget Inc. of Delaware.

This Form 10-QSB contains certain forward-looking statements.  For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. By their nature these statements involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships or consummate a business transaction, as defined below.

Part I – Financial Information

Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30TH, 2004

ASSETS

CURRENT ASSETS:
CASH	$ 100.00
TOTAL CURRENT ASSETS	100.00

TOAL ASSETS:	$ 100.00

LIABILITIES AND STOCKHOLDER'S EQUITY

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	1,244.38
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	1,244.38

STOCKHOLDER'S EQUITY:
COMMON STOCK, NO PAR VALUE; AUTHORIZED
100,000,000 SHARES; ISSUED AND OUTSTANDING:
22,000,000 SHARES @.000001	22.00
PAID-IN CAPITAL	78.00
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(1,244.38)
TOTAL STOCKHOLDER'S EQUITY	(1,144.38)

EARNINGS PER SHARE:
NET INCOME OF 0.00; 22,000,000 WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	0.00
BASIC INCOME PER COMMON SHARE	$ 0.00

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100.00

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME AND LOSS (UNAUDITED)
PERIOD ENDED SEPTEMBER 30, 2004

REVENUE
INCOME	0.00
TOTAL REVENUE	0.00

COST OF SALES	0.00

TOTAL COST OF SALES	0.00

GROSS PROFIT	0.00

EXPENSES
ACCOUNTING	0.00
AUDIT	0.00
CORPORATE SEAL	0.00
DUES AND SUBSCRIPTIONS	0.00
FRANCHISE TAX	0.00
INCORPORATION	0.00
POSTAGE	0.00
PRINTING AND REPRODUCTION	0.00
STOCK CERTIFICATE	0.00
TAX	0.00

TOTAL EXPENSES	0.00

NET INCOME	0.00

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF RETAINED EARNINGS (UNAUDITED)
PERIOD ENDED SEPTEMBER 30, 2004

BEGINNING RETAINED EARNINGS	0.00
ADJUSTMENTS TO DATE	0.00
NET INCOME	0.00

SUBTOTAL	0.00

ENDING RETAINED EARNINGS	0.00

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIOD ENDED SEPTEMBER 30, 2004

THIS PERIOD
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0.00
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0.00

TOTAL ADJUSTMENTS	0.00

NET CASH PROVIDED BY OPERATIONS	0.00

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0.00

NET CASH USED IN INVESTING	0.00

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:	0.00
SHAREHOLDER'S LOAN	0.00
COMMON STOCK

USED FOR:
SHAREHOLDER'S LOAN	0.00
COMMON STOCK	0.00

NET CASH USED IN FINANCING	0.00

NET INCREASE (DECREASE) IN CASH	0.00

SUMMARY
CASH BALANCE AT END OF PERIOD	100.00
CASH BALANCE AT BEGINNING OF PERIOD	100.00

NET INCREASE (DECREASE) IN CASH	0.00

FalconTarget, Inc.
(A Development Stage Company)
Notes to Unaudited Balance Sheet for the three months ended September 30th, 2004

NOTE 1. Summary of significant Business and Accounting Policies

a. Organization

FalconTarget Inc. (the “Company”) is a “blank check” company, or also referred to as a “shell” company. It is incorporated in the State of Delaware.

b. Cash

As of the Date of the Audit, the Company has one bank account.

c.    Inventory

As of the Date of the Audit, the Company has no Inventory.

d.    Property and Equipment

As of the Date of the Audit, the Company has no Property and Equipment.

e. Current Liabilities

As of the Date of the Audit, the Company has no Current Liabilities.

f. Long Term Liabilities

The Company's Long Term Liability of Shareholder's Loan represents the money loaned by the Shareholders to the Company for the start-up costs of the corporation.

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2004.

h. Reclassification

Reclassification of expenses and liabilities occurred at the data entry level due to the categories set up by the Shareholder's who submitted the information. It has no effect on the balance of any one total account.

NOTE 2. Capitalization

The Company has authorized the issuance of 100,000,000 shares of common stock having no par value. Of those authorized, 22,000,000 have been issued and are outstanding.

NOTE 3. Statement of Income

As of the Date of the Audit, the Company has no Revenue or Cost of Sales. The expenses incurred as of the Date of the Audit are the start-up costs of the Company.

NOTE 4.

As of the Date of the Audit, the only activity affecting the Statement of Cash Flows were the start-up costs incurring the negative Net Income and the purchase of the Common Stock by the Shareholders giving the cash balance at the end of the period.

NOTE 6. Going Concern

Due to the development stage of the Company and the substantial dependence on the success of a particular project, a “reverse merger”, the Company's chances for survival depend solely on the success of that “reverse merger”.

NOTE 7. Management Plans and Intentions (Unaudited)

As a “blank check” or “shell” company, the Company anticipates to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses. The term “reverse merger” refers to a transaction where a private company seeks public listing and becomes a publicly traded company.

Item 2. Management’s Discussion and Analysis.

We are a development-stage company with nominal assets only, and have had no operations since inception other than activities related to our formation and filing of registration statements. We have experienced operating losses since our inception and have not had any revenues.

We anticipate to continue to incur expenses in connection with required filings with the SEC, including accounting and audit fees and franchise taxes. We rely on the support of our shareholders, Mr. Serge Atlan and Mr. Thomas Kirchner, to advance these expenses on our behalf. We do not plan to raise additional capital through the sale of equity securities.

Our directors will seek business transactions on our behalf once our registration statement becomes effective. In the event that a business transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no business opportunity available to us at this time, but will seek suitable transactions in the future.

Results of Operations

During the three months from July 1st through September 30, 2004, we have had no significant operations other than the filing of our registration statement with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $1,244.

We are a “blank check” company, also often referred to as a “shell” company, whose purpose is to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a “Business Transaction”). Our business plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

Item 3. Controls and Procedures.

Our management believes that given our small size and limited operations, our disclosure controls and procedures are adequate and effective.

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 31.1: Section 302 certification by Thomas Kirchner

Exhibit 31.2: Section 302 certification by Serge Atlan

Exhibit 32.1: Section 906 certification by Thomas Kirchner

Exhibit 32.2: Section 906 certification by Serge Atlan

(b) On November 1, 2004 the registrant filed a report on form 8-k along with an amended Certificate of Incorporation, which changed the par value of our common stock to $0.000001 from no par value. The financial statements filed herewith reflect the new par value of our stock.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FalconTarget Inc.

                          By: __/s/ SERGE ATLAN____________

                          Serge Atlan, Chairman

                          October 29, 2004

                         By: __/s/ THOMAS KIRCHNER____________________

                          Thomas Kirchner, President

                          October 29, 2004