Form 10KSB
period 2005-06-30
FalconTarget Inc.
filed 2005-09-09
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0420

Expires: December 31, 2006

Estimated average burden

hours per response. . . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    6/30/2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-50898

_____________FalconTarget, Inc._____________

(Name of Small Business Issuer in its charter)

Delaware	34-1996523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4201 Massachusetts Ave NW #8037C, Washington, DC	20016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (202) _364-8395_________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which to be so registered each class is to be registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

____Common Stock $0.000001 par value____

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2005.

There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation. 6

Code of Ethics 17

Audit Committee Financial Expert 17

Item 14. Principal Accountant Fees and Services. 20

Audit and Non-Audit Fees.. 20

SIGNATURES................... 21

Part I

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

Item 1. Description of Business.

FalconTarget was incorporated on May 28, 2004 in the State of Delaware to engage in any lawful activity under the laws of Delaware. Due to an error in the transmission of the incorporation documents, the actual incorporation in Delaware occurred on October 6, 2004. We are a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. We have not conducted any research, development or other business, and have not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase or sale of assets. We have offered no products or services, and have never owned any patents, trademarks, licenses, franchises, concessions, royalty agreements, labor contracts or other intellectual or intangible property. For these reasons we have incurred net operating losses which will increase continuously until we can consummate a Business Transaction that is profitable. There is no assurance that we will be able to identify a profitable opportunity and consummate a Business Transaction.

We are a “blank check” company, also often referred to as a “shell” company, whose purpose is to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a “Business Transaction”). The term ”reverse merger” refers to a transaction where a private company seeks public listing and becomes a publicly traded company. The private company shareholders gain control of the public company by merging it in with their private company. Typically, the private company shareholders receive the majority of the shares of the public company (normally 85% to 95%) and the original public shareholders retain the remaining shares, and the combined entity may change its name to that of the private company. Officers and directors may be appointed or elected by the formerly private company's shareholders.

We will attempt to locate and negotiate with such a company. A Business Transaction is likely take one of several forms. If we consummate a reverse merger, it is likely to be a:

·       Stock for stock exchange: we would exchange stock in our company for ownership interests the private company;

·       Merger; or

·       Stock for asset exchange:  we would exchange stock in our company for the assets of a privately held company. However, to trade the new shares of the combined public company it must first register the shares with the SEC.

Other Business Transactions could take one of the following forms, without limitation:

·       Purchase of assets;

·       joint venture;

·       franchise agreements;

·       licensing agreement.

We anticipate that such a reorganization will be tax free under the Internal Revenue Code (“IRC”).

We believe that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional financing may be sought. Relative to a private enterprise, a public company may more successful in attracting potential investors and investment banking firms for the purposes of raising additional funds.

The consummation of a Business Transaction will dilute the holdings of our existing shareholders. We expect that our existing shareholders will hold only a small fraction of the equity of FalconTarget or its successor after a Business Transaction.

There is no assurance that we will be able to find a private company to merge with. We have not identified any potential acquirers and will not be able to establish a marketing organization for ourselves. Even if we do find a potential acquirer, there is no guaranty that ultimately the negotiations will lead to a Business Transaction.

The market for “blank check” companies is highly competitive and many well-funded and experienced organizations, including venture capital funds broker/dealers and investment banks, are offering similar businesses for sale. We are at a disadvantage when competing with these offerings.

The Securities and Exchange Commission, as well as many states, has issued rules and regulations governing the activities of “blank check” companies such as us. This includes limitations on the issuance, sale, transfer and re-sale of our securities. Relevant thereto, Mr. Serge Atlan and Mr. Thomas Kirchner, our principal shareholders, have expressed an intention not to sell their respective shares until we have consummated a Business Transaction, and we are no longer classified as a "blank check" company. To ensure that any state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resales. We do not anticipate that a secondary trading market for our securities will develop in any state until subsequent to consummation of a Business Transaction, if at all.

We do not expect to be affected by environmental regulations prior to the completion of a Business Transaction.

We have filed a registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase our access to financial markets. We have not made, and are not planning to make, an offering of “blank check” securities. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan, as described herein.

Item 2. Description of Property.

We do not own any property and do not maintain an office or other property.

We currently maintain a mailing address at c/o Thomas Kirchner, 4201 Massachusetts Avenue N.W., Washington, DC 20016. We pay no rent for the use of this mailing address. We do not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein and in our registration statement.

Item 3. Legal Proceedings.

We are not and have never been party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

PART II

Item 1. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our securities at this time and there is no assurance that a regular trading market will develop, or if developed, will be sustained. We have not applied for a listing on any public trading exchange. Following a Business Transaction we intend to apply for a listing of our stock on NASDAQ, if it meets the listing requirements, or if it does not meet the requirements, for inclusion in the over-the-counter market on the so-called “Pink Sheets” or the “OTC Bulletin Board.”

Our Common Stock is currently held by two owners of record. We do not anticipate transactions in our stock prior to the consummation of a Business Transaction.

We have never paid any dividends and do not anticipate doing so prior to consummating a Business Transaction. There is no guaranty that we will be able to pay dividends subsequent to the consummation of a Business Transaction.

As we do not have any employees, we do not intend to issue securities under equity compensation plans and will not register any securities pursuant to such a plan prior to consummating a Business Transaction. Under regulations proposed by the SEC our future ability to issue securities under an equity compensation plan could be restricted for a period of time immediately following the consummation of a Business Transaction.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We have no operations or revenues. Our management has held discussions with several parties about engaging in a Business Transaction. Two such discussions were aborted by our management after initial investigation of the counterparty, while in some cases, the other parties proceeded with alternative transactions that they considered more suitable for their needs. Our management may enter into confidentiality agreements that may preclude them from disclosing the existence of specific discussions until the signing of a letter of intent or definitive agreement. There is no guaranty that a Business Transaction actually will be consummated, although our management believes that it is likely that a Business Transaction will occur between the parties.

Our business plan for the next twelve months is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Our management has unrestricted discretion in seeking and participating in a Business Transaction, subject to the availability of such opportunities, economic conditions and other factors. Management may acquire or participate in a Business Transaction based on the decision of management which will, in all probability, act without consent, vote, or approval of our shareholders.

We do not and will not have any capital to attract the owners of Business Transactions who desire significant cash or other assets. However, we believe that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract a private companies for several reasons:

·       lower cost, shorter timeframe and less dilution than going public through an IPO;

·       use of public equity for future acquisitions;

·       higher prestige and better public visibility;

·       compliance with a requirement for admission to quotation on the NASD OTC Bulletin Board or on the Nasdaq SmallCap Market;

·       easier capital raising and borrowing from banks or other financial institutions;

·       employees may find compensation through stock or options more attractive if their employer is a public company;

·       better ability to transfer stock or other securities;

·       in the case of foreign companies: entry into the U.S. securities markets, enhanced credibility with U.S. customers, easier mergers or acquisitions in the U.S.;

·       facilitation of succession or retirement planning for owner/managers.

There are also several disadvantages for private companies from going public through a merger with us:

·       no aftermarket support through underwriters;

·       no capital raised;

·       increased regulation;

·       requirement for audited financial statements;

·       required publication of corporate information;

·       required filings of periodic reports with the SEC.

Some of the above disadvantages are general aspects of public companies are not specifically linked to going public through a reverse merger.

We believe that our plan of operations will be conducted through the efforts of Serge Atlan and Thomas Kirchner, and will not require any additional funds. It is anticipated that Mr. Atlan and Mr. Kirchner will furnish us with Business Transaction candidates. We may or may not use any notices, advertisements or third parties in our search for Business Transactions. Our management will also investigate specific Business Transactions and negotiate, draft and execute relevant agreements, disclosure documents and other instruments. We may engage broker/dealers, including Atlantic Republic Securities Corp. which is owned by Mr. Serge Atlan, or investment banking firms to introduce us to candidates for Business Transactions.

The selection of a Business Transaction in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. We have not conducted any research to verify the existence of demand for our business plan. There is no assurance that we will be able to identify and acquire any Business Transaction which will ultimately prove to be beneficial to us and our shareholders.

Prior to making a decision about participation in a Business Transaction, we plan to obtain written materials regarding the Business Transaction including, without limitation, a description of products, services and company history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and our affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information. In many instances, however, we anticipate that the historical operations of a specific Business Transaction may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a Business Transaction to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

If a Business Transaction were to be consummated, it would involve typically the transfer of a controlling interest in FalconTarget to such company or its controlling shareholders. Management of FalconTarget would most likely vest with the management of of the other company, and our current management, officers and directors are unlikely to be involved with FalconTarget's management after a Business Transaction. Our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in FalconTarget following any Business Transaction.

The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We will participate in a Business Transaction only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

We are classified as a 'blank check' company under rules of the SEC and certain states. Under these regulations the public sale of securities of blank check companies is limited.  We will not make any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan and FalconTarget is no longer classified as a blank check company. We anticipate that additional securities may be registered and issued subsequent to a Business Transaction. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance. The completion of any Business Transaction may result in a significant dilution to our present stockholders.

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating Business Transactions. We will determine the need for employees based upon the specific Business Transaction. The amount of time spent by Messrs. Atlan and Kirchner on the activities of FalconTarget is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a Business Transaction to an essentially quiet time when activities of management focus elsewhere. It is not possible to predict the amount of time that will be required to spend to review a suitable target company. Messrs. Atlan and Kirchner will not perform any services on behalf of FalconTarget until after the effective date of this registration statement and will provide their services thereafter without charge or repayment by FalconTarget. We will not borrow any funds to make any payments to our management, its affiliates or associates. Upon consummation of a Business Transaction the number of employees may increase, depending on the nature and size of the Business Transaction.

Since inception, we have had no revenues or sales and primarily financed our operations through the sale of our common stock and loans. We believe that our current cash needs can be met by loans from our directors, officers and shareholders for at least the next twelve months. However, if we obtain a Business Transaction, it may be necessary to raise additional capital. This may be accomplished by selling our common stock. Our management intends to actively seek Business Transactions during the next twelve months.

Off-balance sheet arrangements

We currently have no off-balance sheet contracts or other off-balance sheet arrangements.

Item 7. Financial Statements.

Pollard-Kelley Auditing Services, Inc.……………………………………………………

Auditing Services     3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors

Falcon Target, Inc.

( A Development Stage Company)

We have audited the accompanying balance sheet of Falcon Target, Inc.(a Development Stage Company) as of June 30, 2005, and the related statements of income, changes in shareholders’ equity, and cash flows for the year ended June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Due to the development stage of the Company and the substantial dependence on the success of a particular project, a “reverse merger”, the Company’s chances for survival depend solely of the success of that “reverse” merger”. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2005, and the results of its operations, changes in shareholders’ equity,  and its cash flows for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

August  31, 2005

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
JUNE 30, 2005

ASSETS

CURRENT ASSETS:	June 30, 2005	June 30, 2004
CASH	$ 100	$ 100
TOTAL CURRENT ASSETS	100	100

TOAL ASSETS:	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 1,000	$ 0
TOTAL CURRENT LIABILITIES	1,000	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	1,614	1,244
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	1,614	1,244

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	0
PAID-IN CAPITAL	78	100
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(2,614)	(1,244)
TOTAL STOCKHOLDERS' EQUITY	(2,514)	(1,144)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND -1,244; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(1,370)	(1,244)
BASIC LOSS PER COMMON SHARE	$(0.000062)	$(0.000057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEAR ENDED JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

REVENUE	Twelve months through 6/30/2005	Inception through 6/30/2004
INCOME	0	0
TOTAL REVENUE	0	0

COST OF SALES	0	0

TOTAL COST OF SALES	0	0

GROSS PROFIT	0	0

EXPENSES
ACCOUNTING	1,260	1,000
AUDIT	0	0
CORPORATE SEAL	0	0
DUES AND SUBSCRIPTIONS	50	114
FRANCHISE TAX	0	0
INCORPORATION	0	0
POSTAGE	0	2
PRINTING AND REPRODUCTION	0	3
STOCK CERTIFICATE	0	0
TAX	60	125

TOTAL EXPENSES	1,370	1,244

NET INCOME	(1,370)	(1,244)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEAR ENDED JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

	Twelve months through 6/30/2005	Inception through 6/30/2004
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(1,370)	(1,244)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0

TOTAL ADJUSTMENTS	0	0

NET CASH PROVIDED BY OPERATIONS	(1,370)	(1,244)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0

NET CASH USED IN INVESTING	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	1,370	1,244
COMMON STOCK	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0
COMMON STOCK	0	0

NET CASH PROVIDED BY FINANCING	1,370	1,344

NET INCREASE (DECREASE) IN CASH	0	100

SUMMARY
CASH BALANCE AT END OF PERIOD	100	100
CASH BALANCE AT BEGINNING OF PERIOD	0	0

NET INCREASE (DECREASE) IN CASH	0	100

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2005

NOTE 1. Summary of significant Business and Accounting Policies

a. Organization

The Company started operating as a blank check company on May 28, 2004. On October 6, 2004, FalconTarget, Inc. (the “Company”) became a corporation by filing with the Delaware Secretary of State. The intent of the Company is to be a “blank check” company, or also referred to as a “shell” company.

b. Cash

As of the Date of the Audit, the Company has one bank account.

c.    Inventory

As of the Date of the Audit, the Company has no Inventory.

d.    Property and Equipment

As of the Date of the Audit, the Company has no Property and Equipment.

e. Current Liabilities

As of the Date of the Audit, the Company has $1,000.00 payable to its auditor.

f. Long Term Liabilities

The Company's Long Term Liability of Shareholder's Loan represents the money loaned by the Shareholders to the Company for the start-up costs of the corporation. This loan is non-interest bearing.

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2005 and 22,000,000 as of June 30, 2004.

h. Reclassification

Reclassification of expenses and liabilities occurred at the data entry level due to the categories set up by the Shareholder's who submitted the information. It has no effect on the balance of any one total account.

NOTE 2. Capitalization

The Company has authorized the issuance of 100,000,000 shares of common stock having $0.000001 par value. Of those authorized, 22,000,000 have been issued and are outstanding.

NOTE 3. Statement of Income

As of the Date of the Audit, the Company has no Revenue or Cost of Sales. The expenses incurred as of the Date of the Audit are the start-up costs of the Company.

NOTE 4.

As of the Date of the Audit, the only activity affection the Statement of Cash Flows were the start-up costs incurring the negative Net Income and the purchase of the Common Stock by the Shareholders giving the cash balance at the end of the period, as well as the ongoing costs of operating the blank check company. There are no payments for interest and income items.

NOTE 6. Going Concern

Due to the development stage of the Company and the substantial dependence on the success of a particular project, a “reverse merger”, the Company's chances for survival depend solely on the success of that “reverse merger”.

NOTE 7. Management Plans and Intentions (Unaudited)

As a “blank check” or “shell” company filing a Form 10-SB, the Company anticipates to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses. The term “reverse merger” refers to a transaction where a private company seeks public listing and becomes a publicly traded company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10-KSB (the “Evaluation Date”), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in FalconTarget’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our principal executive officers and principal financial officer believe that as of the end of the period being reported, the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will reevaluate the disclosure controls and procedures.

Changes in Internal Controls

No significant changes in our internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

The following information with respect to the principal occupation or employment of each director and executive officer and in regard to other affiliations and business experience during the past five years, has been furnished to us by the respective directors.

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Serge Atlan	47	Director	Through May 2006
Thomas Kirchner	36	Director	Through May 2006

Mr. Serge Atlan has served as Chairman of our Board of Directors and director since FalconTarget's inception. He is also the owner and principal of Atlantic Republic Investment Company and its subsidiary Atlantic Republic Securities Corp., a broker/dealer based in Westport, Connecticut that has been registered with the National Association of Securities Dealers and the Securities and Exchange Commission since 1992. Atlantic Republic Securities Corp. has not carried customer funds for several years nor does it currently have any intention of doing so in the foreseeable future. It has not participated in firm commitments, underwritings or private placements It has only traded equities for its own account for several years. Since March 1998, Mr. Serge Atlan has also been the founder and co-founder of various private ventures such as NetItrust Inc., Secretseal Inc., Yconcept Inc., Via Directory Inc., and BriteSmart Corp., all of those companies are or were technology related companies.  In the aggregate, Mr. Atlan spends less than 10% of his time on the management of those companies.

Mr. Thomas Kirchner has served as a director of FalconTarget since its inception. He is simultaneously president and portfolio manager of the Pennsylvania Avenue Funds, a mutual fund registered with the SEC, and also acts as the principal of Pennsylvania Avenue Advisers LLC, an SEC-registered transfer agent, EDGAR filing agent and investment adviser. From 1999 until 2004 he was retained by Fannie Mae as a financial engineer. As president of the Pennsylvania Avenue Funds, he serves on the board of trustees of that issuer.

There are no family relationships between our directors. Mssrs. Atlan and Kirchner  jointly own the website www.corporate-insiders.com, an EDGAR filing solution provider. They have agreed to waive usage fees if we utilize this website from time to time to submit filings to the EDGAR system, at least until we consummate a Business Transaction. Since May 2004 they have been also shareholders and directors of

FalconTarget, Inc.

During the last five years, none of our directors, persons nominated to become a director, executive officers, promoters or control persons has been involved in:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own 10% or more of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and 10% or greater stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms, we believe that our two directors, officers and stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2005.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our directors have chosen not to adopt such a code of ethics at this time because they are also our executive officer and chairman, and we have no other employees.

Audit Committee Financial Expert

We do not have an audit committee financial expert or an audit committee, because, in the opinion of our directors, our operations and finances are simple enough during the development stage to be understood fully by both directors.

Item 10. Executive Compensation.

Our executive officers and directors do not receive any compensation for their services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Serge Atlan	2004	$0	$0	$0	-	-	$0	$0
Thomas Kirchner	2004	$0	$0	$0	-	-	$0	$0

(1) Includes securities, underlying options, and SARs.

Our officers and director will not receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan.

We have adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2005, there were 22,000,000 shares of beneficial ownership in FalconTarget outstanding. The following table sets forth the beneficial owners of 5% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Serge Atlan 320 Plaza Real Boca Raton, FL 33432	11,000,000	50%
Common Stock	Thomas Kirchner 4201 Massachusetts Ave NW Washington, DC 20016	11,000,000	50%
Common Stock	All Directors and Officers as a Group	22,000,000	100%

Item 12. Certain Relationships and Related Transactions.

In order to allow us to maintain our liquidity, our directors, who are our controlling shareholders, have paid certain expenses related to our operations and have not yet requested reimbursement for these expenses.

Mr. Serge Atlan is the principal of Atlantic Republic Securities Corp, which may search for Business Transactions on behalf of FalconTarget.

Mr. Thomas Kirchner is the principal and owner of Pennsylvania Avenue Advisers LLC, which acts as transfer agent for our securities. Mr. Kirchner acts as attorney-in-fact for FalconTarget, Inc. Pursuant to the agreement between us and Pennsylvania Avenue Advisers LLC, transfer agent services are provided without charge until we consummate a Business Transaction.

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Exhibits:

Number	Description
2.1	Certificate of Incorporation (*)
2.1	By-Laws (**)
6.1	Indemnification Serge Atlan (**)
6.2	Indemnification Thomas Kirchner (**)
6.3	Transfer agent agreement (**)
10	Consent of Terry Kelley CPA
31.1	Certification Serge Atlan
31.2	Certification Thomas Kirchner
32.1	Section 906 Certification Serge Atlan
32.2	Section 906 Certification Thomas Kirchner

* Incorporated by reference to the Company’s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

(b) Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal year 2004.

On August 12,2005, the Registrant filed a report on Form 8-K announcing the change of its principal accountant to Pollard-Kelley Auditing Services, Inc.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for FalconTarget by Linda Walden CPA for the year ended June 30, 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2004
Audit fees	$1,260
Audit-related fees	$0
Tax fees	$0
Total	$1,260.00

Audit Fees for the year ended June 30, 2005 were for professional services rendered for the audits of the financial statements of FalconTarget, consents, and other assistance required to complete the year-end audit of the financial statements.

We incurred no Audit-Related Fees for the year ended June 30, 2005. There were no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2005.

As we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures; however, the directors approved all of the audit-related, tax and all other fees.

On August 8,2005 the Board of Directors decided to retain Pollard-Kelley Auditing Services, Inc. as its accountant to audit the Company's financial statement for the fiscal year ending June 30, 2006.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                          FalconTarget, Inc.

                          By: __/s/ SERGE ATLAN     ___________________

                          Date: September 8, 2005

                          Serge Atlan, Chairman and Director

                         By: __/s/ THOMAS KIRCHNER_________________

                          Date: September 8, 2005

                          Thomas Kirchner, Chief Executive Officer and Director