Form 10QSB
period 2005-06-30
FalconTarget Inc.
filed 2006-02-16
CIK 1295130

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response. . . . . . .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Issuer's telephone number (202) _364-8395_________________________

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,000,000 shares of common stock without par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Table of Contents

Part I - Financial Information 3

Item 1. Financial Statements. 3

Item 2. Management's Discussion and Analysis. 8

Item 3. Controls and Procedures. 9

PART II 9

Item 1. Legal Proceedings. 9

Item 2. Changes in Securities and Use of Proceeds. 9

Item 3. Defaults Upon Senior Securities. 9

Item 4. Submission of Matters to a Vote of Security Holders. 9

Item 5. Other Information. 9

Item 6. Exhibits and Reports on Form 8-K. 10

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

Part I - Financial Information

Item 1. Financial Statements.

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
DECEMBER 31, 2005 AND JUNE 30, 2005

ASSETS

CURRENT ASSETS:	December 31, 2005 (unaudited)	June 30, 2005 (audited)
CASH	$ 100	$ 100
TOTAL CURRENT ASSETS	100	100

TOAL ASSETS:	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 1,000	$ 1,000
TOTAL CURRENT LIABILITIES	1,000	1,000

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	2,114	1,614
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	2,114	1,614

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	0
PAID-IN CAPITAL	78	100
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,114)	(2,614)
TOTAL STOCKHOLDERS' EQUITY	(3,014)	(2,514)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	(1,374)
BASIC LOSS PER COMMON SHARE	$0	$(0.000057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

SEE ACCOMPANYING NOTES

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

REVENUE	Three months through 12/31/2005	Three months through 12/31/2004	Six months through 12/31/2005	Six months through 12/31/2004
INCOME	0	0	0	0
TOTAL REVENUE	0	0	0	0

COST OF SALES	0	0	0	0

TOTAL COST OF SALES	0	0	0	0

GROSS PROFIT	0	0	0	0

EXPENSES
ACCOUNTING	0	260	500	260
AUDIT	0	0	0	0
CORPORATE SEAL	0	0	0	0
DUES AND SUBSCRIPTIONS	0	50	0	50
FRANCHISE TAX	0	0	0	0
INCORPORATION	0	0	0	0
POSTAGE	0	0	0	0
PRINTING AND REPRODUCTION	0	0	0	0
STOCK CERTIFICATE	0	0	0	0
TAX	0	0	0	0

TOTAL EXPENSES	0	310	500	310

NET INCOME	0	(310)	(500)	(310)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	2,614

SEE ACCOMPANYING NOTES

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				0
Balance December 31, 2005	22,000,000	22	78	(3,114)	(3,014)

SEE ACCOMPANYING NOTES

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	Three months through 12/31/2005	Three months through 12/31/2004	Six months through 12/31/2005	Six months through 12/31/2004
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	(310)	(500)	(310)
ACCOUNTS PAYABLE	0	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	(310)	(500)	(310)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	310	500	310
COMMON STOCK	0	0	0	0

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0
COMMON STOCK	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	310	500	310
NET INCREASE (DECREASE) IN CASH	0	0	0	0

SUMMARY
CASH BALANCE AT END OF PERIOD	100	100	100	100
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100

NET INCREASE (DECREASE) IN CASH	0	0	0	0

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION	100	100	100	100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION	0	0	0	0

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended December 31st, 2005

NOTE 1. Summary of significant Business and Accounting Policies

a. Organization

The Company started operating as a blank check company on May 28, 2004. On October 6, 2004, FALCONTARGET, INC. (the "Company") became a corporation by filing with the Delaware Secretary of State. The intent of the Company is to be a "blank check" company, or also referred to as a "shell" company. We shall be considered to be in the development stage because no business operations have commenced, and there has been no revenue. We believe that we will remain a development stage company until such time as significant revenues have been generated, which is not expected to happen until after we complete a Business Transaction.

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of December 31, 2005 and 22,000,000 as of December 31, 2004.

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

NOTE 6. Going Concern

Due to the development stage of the Company and the substantial dependence on the success of a particular project, a "reverse merger", the Company's chances for survival depend solely on the success of that "reverse merger".

NOTE 7. Management Plans and Intentions (Unaudited)

As a "blank check" or "shell" company filing a Form 10-SB, the Company anticipates to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses. The term "reverse merger" refers to a transaction where a private company seeks public listing and becomes a publicly traded company.

Item 2. Management's Discussion and Analysis.

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

Our directors are seeking actively business transactions on our behalf. During the period covered by this report, discussions were held with several parties that expressed an interest in a reverse merger with FalconTarget. However, to date, no specific opportunity has been identified for a Business Transaction, and our management currently has no forecast for when or whether such a transaction can be consummated. In the event that a Business Transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no business opportunity available to us at this time, and will continue to seek suitable transactions.

Results of Operations

During the six months from June 30th, 2005 through December 31th, 2005, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,114 since inception.

We are a "blank check" company, also often referred to as a "shell" company, whose purpose is to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a "Business Transaction"). Our business plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

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

February 14, 2006

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, President

February 14, 2006