Form 10QSB
period 2006-03-31
FalconTarget Inc.
filed 2006-05-16
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response. . . . . . .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Table of Contents

Part I - Financial Information 3

Item 1. Financial Statements. 3

Item 2. Management's Discussion and Analysis. 7

Item 3. Controls and Procedures. 8

PART II 8

Item 1. Legal Proceedings. 8

Item 2. Changes in Securities and Use of Proceeds. 8

Item 3. Defaults Upon Senior Securities. 8

Item 4. Submission of Matters to a Vote of Security Holders. 8

Item 5. Other Information. 8

Item 6. Exhibits and Reports on Form 8-K. 9

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

Part I - Financial Information

Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
MARCH 31, 2006 AND JUNE 30, 2005

ASSETS

CURRENT ASSETS:	March 31, 2006 (unaudited)	June 30, 2005 (audited)
CASH	$ 100	$ 100
TOTAL CURRENT ASSETS	100	100

TOAL ASSETS:	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 1,000
TOTAL CURRENT LIABILITIES	0	1,000

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	1,614
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	1,614

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	0
PAID-IN CAPITAL	78	100
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,114)	(2,614)
TOTAL STOCKHOLDERS' EQUITY	(3,014)	(2,514)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	(1,374)
BASIC LOSS PER COMMON SHARE	$0	$(0.000057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

REVENUE	Three months through 3/31/2006	Three months through 3/31/2005	Nine months through 3/31/2006	Nine months through 3/31/2005	From inception to 3/31/2006
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0

COST OF SALES	0	0	0	0	0

TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	500	260	2,760
AUDIT	0	0	0	0	0
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	50	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	60	0	60	185

TOTAL EXPENSES	0	60	500	370	3,114

NET INCOME	0	(60)	(500)	(370)	(3,114)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	2,614

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

	Three months through 3/31/2006	Three months through 3/31/2005	Nine months through 3/31/2006	Nine months through 3/31/2005	From inception through 3/31/2006
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	(60)	(500)	(370)	(3,114)
ACCOUNTS PAYABLE	0	0	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	(60)	(500)	(370)	(3,114)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	60	500	370	3,114
COMMON STOCK	0	0	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	60	500	370	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	100

SUMMARY
CASH BALANCE AT END OF PERIOD	100	100	100	100	100
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	100

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION	100	100	100	100	100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION	0	0	0	0	0

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended March 31st, 2006

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of March 31, 2006 and 22,000,000 as of March 31, 2005.

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

Results of Operations

During the nine months from June 30th, 2005 through March 31th, 2006, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,114 since inception.

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

FalconTarget Corporation

By: /s/ SERGE ALTAN

Serge Atlan, Chairman

May 10, 2006

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

May 10, 2006