Form 10KSB
period 2006-06-30
FalconTarget Inc.
filed 2006-09-25
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0420

Expires: December 31, 2006

Estimated average burden

hours per response. . . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 6/30/2006

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

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2006.

There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2006.

Table of Contents

Part I 3

Forward Looking Statements 3

Item 1. Description of Business. 3

Item 2. Description of Property. 5

Item 3. Legal Proceedings. 5

PART II 5

Item 1. Market for Common Equity and Related Stockholder Matters. 5

Item 6. Management’s Discussion and Analysis or Plan of Operation. 6

Off-balance sheet arrangements 8

Item 7. Financial Statements. 8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 16

Item 8A. Controls and Procedures. 16

Evaluation of Disclosure Controls and Procedures 16

Changes in Internal Controls 17

Item 8B. Other Information. 17

PART III 17

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act. 17

Section 16(a) Beneficial Ownership Reporting Compliance 18

Code of Ethics 18

Audit Committee Financial Expert 18

Item 10. Executive Compensation. 18

Item 11. Security Ownership of Certain Beneficial Owners and Management. 19

Item 12. Certain Relationships and Related Transactions. 19

Item 13. Exhibits and Reports on Form 8-K. 20

(a) Exhibits: 20

(b) Reports on Form 8-K 20

Item 14. Principal Accountant Fees and Services. 20

Audit and Non-Audit Fees 20

SIGNATURES 21

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

Item 1. Description of Business.

FalconTarget was incorporated on May 28, 2004 in the State of Delaware to engage in any lawful activity under the laws of Delaware. Due to an error in the transmission of the incorporation documents, the actual incorporation in Delaware occurred on October 6, 2004. Between these two dates we operated as a de facto corporation. We are a development stage company, whose activities to date have been limited to the organization of the company, the filing of this registration statement and activities incidental thereto. We have not conducted any research, development or other business, and have not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase or sale of assets. We have offered no products or services, and have never owned any patents, trademarks, licenses, franchises, concessions, royalty agreements, labor contracts or other intellectual or intangible property. For these reasons we have incurred net operating losses which will increase continuously until we can consummate a Business Transaction that is profitable. There is no assurance that we will be able to identify a profitable opportunity and consummate a Business Transaction.

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

  Merger; or

  Stock for asset exchange: we would exchange stock in our company for the assets of a privately held company. However, to trade the new shares of the combined public company it must first register the shares with the SEC.

Other Business Transactions could take one of the following forms, without limitation:

  Purchase of assets;

  joint venture;

  franchise agreements;

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

Our business plan for the next twelve months is to continue to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Our management has unrestricted discretion in seeking and participating in a Business Transaction, subject to the availability of such opportunities, economic conditions and other factors. Management may acquire or participate in a Business Transaction based on the decision of management which will, in all probability, act without consent, vote, or approval of our shareholders.

We do not and will not have any capital to attract the owners of Business Transactions who desire significant cash or other assets. However, we believe that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract a private companies for several reasons:

  lower cost, shorter timeframe and less dilution than going public through an IPO;

  use of public equity for future acquisitions;

  higher prestige and better public visibility;

  compliance with a requirement for admission to quotation on the NASD OTC Bulletin Board or on the Nasdaq SmallCap Market;

  easier capital raising and borrowing from banks or other financial institutions;

  employees may find compensation through stock or options more attractive if their employer is a public company;

  better ability to transfer stock or other securities;

  in the case of foreign companies: entry into the U.S. securities markets, enhanced credibility with U.S. customers, easier mergers or acquisitions in the U.S.;

  facilitation of succession or retirement planning for owner/managers.

There are also several disadvantages for private companies from going public through a merger with us:

  no aftermarket support through underwriters;

  no capital raised;

  increased regulation;

  requirement for audited financial statements;

  required publication of corporate information;

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

Item 7. Financial Statements.

Pollard-Kelley Auditing Services, Inc.……………………………………………

Auditing Services 3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors

Falcon Target, Inc.

( A Development Stage Company)

We have audited the accompanying balance sheets of Falcon Target, Inc.(a Development Stage Company) as of June 30, 2006 and 2005 , and the related statements of income, changes in shareholders’ equity, and cash flows for the years ended June 30, 2006 and 2005, and the period from May 28, 2004( date of inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005, and the results of its operations, changes in shareholders’ equity, and its cash flows for the years ended June 30, 2006 and 2005,and the period from May 28, 2004 (date of inception) through June 30, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

August 31, 2006

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
JUNE 30, 2006

ASSETS

CURRENT ASSETS:	June 30, 2006	June 30, 2005	June 30, 2004
CASH	$ 88	$ 100	$ 100
TOTAL CURRENT ASSETS	88	100	100

TOAL ASSETS:	$ 88	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 1,000	$ 0
TOTAL CURRENT LIABILITIES	0	1,000	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	1,614	1,244
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	1,614	1,244

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22	0
PAID-IN CAPITAL	78	78	100
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(2,614)	(1,244)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(2,514)	(1,144)

EARNINGS PER SHARE:
NET LOSS OF -512, -1,370 AND -1,244; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(512)	(1,370)	(1,244)
BASIC LOSS PER COMMON SHARE	$(0.000023)	$(0.000062)	$(0.000057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 100	$ 100

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEARS ENDED JUNE 30, 2006, JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

REVENUE	Twelve months through 6/30/2006	Twelve months through 6/30/2005	Inception through 6/30/2004
INCOME	0	0	0
TOTAL REVENUE	0	0	0

COST OF SALES	0	0	0

TOTAL COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

EXPENSES
ACCOUNTING	500	1,260	1,000
AUDIT	0	0	0
BANK FEES	12	0	0
CORPORATE SEAL	0	0	0
DUES AND SUBSCRIPTIONS	0	50	114
FRANCHISE TAX	0	0	0
INCORPORATION	0	0	0
POSTAGE	0	0	2
PRINTING AND REPRODUCTION	0	0	3
STOCK CERTIFICATE	0	0	0
TAX	0	60	125

TOTAL EXPENSES	512	1,370	1,244

NET INCOME	(512)	(1,370)	(1,244)
CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				(512)
Balance June 30, 2006	22,000,000	22	78	(3,126)	(3,126)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

	Twelve months through 6/30/2006	Twelve months through 6/30/2005	Inception through 6/30/2004
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(512)	(1,370)	(1,244)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0	0
TOTAL ADJUSTMENTS	0	0	0

NET CASH PROVIDED BY OPERATIONS	(512)	(1,370)	(1,244)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	500	1,370	1,244
COMMON STOCK	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0

NET CASH PROVIDED BY FINANCING	500	1,370	1,344

NET INCREASE (DECREASE) IN CASH	0	0	100

SUMMARY
CASH BALANCE AT END OF PERIOD	88	100	100
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100

NET INCREASE (DECREASE) IN CASH	0	0	100
CUMULATIVE INFLOWS OF CASH SINCE INCEPTION	100	100	100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION	12	0	0

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2006

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

f. Long Term Liabilities

The Company's Long Term Liability of Shareholder's Loan represents the money loaned by the Shareholders to the Company for the start-up costs of the corporation. This loan is non-interest bearing. The Company's shareholders made payments on behalf of the Company for operating expenses and we are not obligated to reimburse them for these expenses.

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2006, 22,000,000 as of June 30, 2005 and 22,000,000 as of June 30, 2004.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Serge Atlan	48	Director	Through May 2007
Thomas Kirchner	37	Director	Through May 2007

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

There are no family relationships between our directors. Mssrs. Atlan and Kirchner jointly own the website www.corporate-insiders.com, an EDGAR filing solution provider. They have agreed to waive usage fees if we utilize this website from time to time to submit filings to the EDGAR system, at least until we consummate a Business Transaction. Since May 2004 they have been also shareholders and directors of INverso Corp.

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

Based solely on our review of the copies of such forms, we believe that our two directors, officers and stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2006.

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

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Serge Atlan	2004	$0	$0	$0	-	-	$0	$0
	2005	$0	$0	$0	-	-	$0	$0
Thomas Kirchner	2004	$0	$0	$0	-	-	$0	$0
	2005	$0	$0	$0	-	-	$0	$0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2006, there were 22,000,000 shares of beneficial ownership in FalconTarget outstanding. The following table sets forth the beneficial owners of 5% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Exhibits:

Number	Description
2.1	Certificate of Incorporation (*)
2.1	By-Laws (**)
6.1	Indemnification Serge Atlan (**)
6.2	Indemnification Thomas Kirchner (**)
6.3	Transfer agent agreement (**)
10	Consent of Pollard-Kelley Auditing Services
31.1	Certification Serge Atlan
31.2	Certification Thomas Kirchner
32.1	Section 906 Certification Serge Atlan
32.2	Section 906 Certification Thomas Kirchner

* Incorporated by reference to the Company’s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

(b) Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal year 2005.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for FalconTarget by Pollard-Kelley Auditing Services for the year ended June 30, 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2005
Audit fees	$2,250
Audit-related fees	$0
Tax fees	$0
Total	$2,250

Audit Fees for the year ended June 30, 2006 were for professional services rendered for the audits of the financial statements of FalconTarget, consents, and other assistance required to complete the year-end audit of the financial statements.

There were no Audit-Related Fees and no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2006.

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________

Date: September 22, 2006

Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________

Date: September 22, 2006

Thomas Kirchner, Chief Executive Officer and Director