Form 10QSB
period 2006-12-31
FalconTarget Inc.
filed 2007-03-05
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response. . . . . . .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Part I – Financial Information

Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
DECEMBER 31, 2006 AND JUNE 30, 2006

ASSETS

CURRENT ASSETS:	December 31, 2006 (unaudited)	June 30, 2006 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	(512)
BASIC LOSS PER COMMON SHARE	$0	$(0.000023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

REVENUE	Three months through 12/31/2006	Three months through 12/31/2005	Six months through 12/31/2006	Six months through 12/31/2005	From inception to 12/31/2006
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0

COST OF SALES	0	0	0	0	0

TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	500	2,760
AUDIT	0	0	0	0	0
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	500	3,114

NET INCOME	0	0	0	(500)	(3,114)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Three months through 12/31/2006	Three months through 12/31/2005	Six months through 12/31/2006	Six months through 12/31/2005	From inception through 12/31/2006
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	(500)	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	0	0	(500)	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	500	3,114
COMMON STOCK	0	0	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	500	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	100	88	100	88
CASH BALANCE AT BEGINNING OF PERIOD	88	100	88	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION	100	100	100	100	100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION	12	0	0	0	12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended December 31st, 2006

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of December 31, 2006 and 22,000,000 as of December 30, 2005.

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

Our directors are seeking actively business transactions on our behalf. During the period covered by this report, our management continued to solicit interest from potential reverse merger candidates for FalconTarget. However, to date, no agreement has been signed, and our directors' search continues. No specific opportunity has been identified for a Business Transaction, and our management currently has no forecast for when or whether such a transaction can be consummated. In the event that a Business Transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no business opportunity available to us at this time, and will continue to seek suitable transactions.

Results of Operations

During the three months from September 30th, 2006 through December 31st, 2006, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

Exhibit 99: Review by Registrant's Independent Accountant

(b) None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FalconTarget Corporation

By: /s/ SERGE ALTAN

Serge Atlan, Chairman

February 14, 2007

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

February 14, 2007