Form 10QSB
period 2007-03-31
FalconTarget Inc.
filed 2007-06-06
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2007

Estimated average burden

hours per response. . . . . . .182

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

Part I – Financial Information

Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
MARCH 31, 2007 AND JUNE 30, 2006

ASSETS

CURRENT ASSETS:	March 31, 2007 (unaudited)	June 30, 2006 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	(512)
BASIC LOSS PER COMMON SHARE	$0	$(0.000023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

REVENUE	Three months through 3/31/2007	Three months through 3/31/2006	Nine months through 3/31/2007	Nine months through 3/31/2006	From inception to 3/31/2007
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0

COST OF SALES	0	0	0	0	0

TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	500	2,760
AUDIT	0	0	0	0	0
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	500	3,114

NET INCOME	0	0	0	(500)	(3,114)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	Three months through 3/31/2007	Three months through 3/31/2006	Nine months through 3/31/2007	Nine months through 3/31/2006	From inception through 3/31/2006
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	(500)	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	0	0	(500)	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	500	3,114
COMMON STOCK	0	0	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	500	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	100	88	100	88
CASH BALANCE AT BEGINNING OF PERIOD	88	100	88	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION	100	100	100	100	100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION	12	0	12	0	12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended March 31st, 2007

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of March 31, 2007 and 22,000,000 as of March 31, 2006.

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

Results of Operations

During the nine months from June 30th, 2006 through March 31th, 2007, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

May 14, 2007

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

May 14, 2007