Form 10KSB
period 2007-06-30
FalconTarget Inc.
filed 2007-10-15
CIK 1295130

OMB APPROVAL

OMB Number: 3235-0420

Expires: December 31, 2006

Estimated average burden

hours per response. . . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 6/30/2007

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-50920

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

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2007.

There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2007.

Table of Contents

Part I 3

Forward Looking Statements 3

Item 1. Description of Business. 3

Item 2. Description of Property. 5

Item 3. Legal Proceedings. 5

PART II 5

Item 1. Market for Common Equity and Related Stockholder Matters. 5

Item 6. Management’s Discussion and Analysis or Plan of Operation. 6

Off-balance sheet arrangements 8

Item 7. Financial Statements. 9

Report of Independent Registered Public Accounting Firm 9

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

Item 10. Executive Compensation. 19

Item 11. Security Ownership of Certain Beneficial Owners and Management. 19

Item 12. Certain Relationships and Related Transactions. 21

Item 13. Exhibits and Reports on Form 8-K. 21

(a) Exhibits: 21

(b) Reports on Form 8-K 21

Item 14. Principal Accountant Fees and Services. 22

Audit and Non-Audit Fees 22

SIGNATURES 22

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

Item 7. Financial Statements.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services 4500 Rockside Rd #450,Independence, OH 44131 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

Falcon Target , Inc..

( A Development Stage Company)

We have audited the accompanying balance sheets of Falcon Target,Inc..(a Development Stage Company) as of June 30, 2007 and 2006, and the related statements of income, changes in shareholders’ equity, and cash flows for the years ended June 30, 2007 and 2006, and the period May 28, 2004 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006, and the results of its operations, changes in shareholders’ equity, and its cash flows for the year ended June 30, 2007and 2006, and the period May 28, 2004 (date of inception) through June 30, 2007,. in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio

October 8, 2007

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
JUNE 30, 2007

ASSETS

CURRENT ASSETS:	June 30, 2007	June 30, 2006
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF 0, -512 AND -1,370\; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(0)	(512)
BASIC LOSS PER COMMON SHARE	$(0)	$(0.000023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEARS ENDED JUNE 30, 2007, JUNE 30, 2006 , AND PERIOD MAY 28, 2004 (Date of Inception Through JUNE 30, 2007)

REVENUE	Twelve months through 6/30/2007	Twelve months through 6/30/2006	5/28/2004 (Date of Inception) through 6/30/2007
INCOME	0	0	0
TOTAL REVENUE	0	0	0

COST OF SALES	0	0	0

TOTAL COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

EXPENSES
ACCOUNTING	0	500	2,760
AUDIT	0	0	0
BANK FEES	0	12	12
CORPORATE SEAL	0	0	0
DUES AND SUBSCRIPTIONS	0	0	164
FRANCHISE TAX	0	0	0
INCORPORATION	0	0	0
POSTAGE	0	0	2
PRINTING AND REPRODUCTION	0	0	3
STOCK CERTIFICATE	0	0	0
TAX	0	0	185

TOTAL EXPENSES	0	512	3,126

NET INCOME	(0)	(512)	(3,126)
CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				(512)
Balance June 30, 2006	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2007	22,000,000	22	78	(3,126)	(3,126)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, JUNE 30, 2006 AND PERIOD MAY 28, 2004 (Date of Inception) Through JUNE 30, 2007

	Twelve months through 6/30/2007	Twelve months through 6/30/2006	May 28, 2004 (Date of Inception) through 6/30/2007
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(0)	(512)	(3,126)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0	0
TOTAL ADJUSTMENTS	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	(512)	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	00	500	3,114
COMMON STOCK	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0

NET CASH PROVIDED BY FINANCING	0	500	3,214

NET INCREASE (DECREASE) IN CASH	0	(12)	88

SUMMARY
CASH BALANCE AT BEGINNING OF PERIOD	88	100	0 88
CASH BALANCE AT END OF PERIOD	88	88	88

NET INCREASE (DECREASE) IN CASH	0	(12)	88
CUMULATIVE INFLOWS OF CASH SINCE INCEPTION			3,214
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION			3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2007

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2007, 22,000,000 as of June 30, 2006 and 22,000,000 as of June 30, 2005.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Serge Atlan	49	Director	Through May 2008
Thomas Kirchner	38	Director	Through May 2008

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

Based solely on our review of the copies of such forms, we believe that our two directors, officers and stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2007.

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

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Serge Atlan	2004	$0	$0	$0	-	-	$0	$0
	2005	$0	$0	$0	-	-	$0	$0
	2006	$0	$0	$0	-	-	$0	$0
Thomas Kirchner	2004	$0	$0	$0	-	-	$0	$0
	2005	$0	$0	$0	-	-	$0	$0
	2006	$0	$0	$0	-	-	$0	$0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2007, there were 22,000,000 shares of beneficial ownership in FalconTarget outstanding. The following table sets forth the beneficial owners of 5% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Exhibits:

Number	Description
2.1	Certificate of Incorporation (*)
2.1	By-Laws (**)
6.1	Indemnification Serge Atlan (**)
6.2	Indemnification Thomas Kirchner (**)
6.3	Transfer agent agreement (**)
10	Consent of Pollard-Kelley Auditing Services Inc
31.1	Certification Serge Atlan
31.2	Certification Thomas Kirchner
32.1	Section 906 Certification Serge Atlan
32.2	Section 906 Certification Thomas Kirchner

* Incorporated by reference to the Company’s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

(b) Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during fiscal year 2006.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for FalconTarget by Pollard-Kelley Auditing Services for the year ended June 30, 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2006
Audit fees	$2,250
Audit-related fees	$0
Tax fees	$0
Total	$2,250

Audit Fees for the year ended June 30, 2007 were for professional services rendered for the audits of the financial statements of FalconTarget, consents, and other assistance required to complete the year-end audit of the financial statements.

There were no Audit-Related Fees and no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2007.

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________

Date: October 12, 2007

Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________

Date: October 12, 2007

Thomas Kirchner, Chief Executive Officer and Director