Form 10QSB
period 2008-03-31
FalconTarget Inc.
filed 2008-05-15
CIK 1295130

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

260 Water St #3C, Brooklyn, NY 11201

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (202) 294-8887_________________________

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

  Part I – Financial Information

    Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
MARCH 31, 2008 AND JUNE 30, 2007

ASSETS

CURRENT ASSETS:	March 31, 2008 (unaudited)	June 30, 2007 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	(512)
BASIC LOSS PER COMMON SHARE	$0	$(0.000023)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

REVENUE	Three months through 3/31/2008	Three months through 3/31/2007	Nine months through 3/31/2008	Nine months through 3/31/2007	From inception to 3/31/2008
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0

COST OF SALES	0	0	0	0	0
TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	0	2,760
AUDIT	0	0	0	0	0
BANK FEES	0	0	0	0	12
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	0	3,114

NET INCOME	0	0	0	0	(3,126)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	Three months through 3/31/2008	Three months through 3/31/2007	Nine months through 3/31/2008	Nine months through 3/31/2007	From inception to 3/31/2008
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0

NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	0	3,114
COMMON STOCK	0	0	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION					100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION					12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended March 31st, 2008

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of March 31, 2008 and 22,000,000 as of March 31, 2007.

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

Results of Operations

During the three months from December 31st, 2007 through March 31st, 2008, we have had no significant operations other than the filing of our quarterly report with the Securities and

Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

May 15, 2008

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

May 15, 2008