Form 10KSB
period 2008-06-30
FalconTarget Inc.
filed 2008-09-30
CIK 1295130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 6/30/2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number (202) _294-8887_________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which to be so registered each class is to be registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

____Common Stock $0.000001 par value____

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $0

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

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2008.

There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2008.

Table of Contents

Part I 3

Forward Looking Statements 3

Item 1. Description of Business. 3

Item 2. Description of Property. 5

Item 3. Legal Proceedings. 5

PART II 5

Item 1. Market for Common Equity and Related Stockholder Matters. 5

Item 6. Management’s Discussion and Analysis or Plan of Operation. 6

Off-balance sheet arrangements 8

Item 7. Financial Statements. 8

Report of Independent Registered Public Accounting Firm 8

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

We currently maintain a mailing address at c/o Thomas Kirchner, 260 Water St #3C, Brooklyn, NY 11201. We pay no rent for the use of this mailing address. We do not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein and in our registration statement.

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

Auditing Services 4500 Rockside Road #450, Independence OH 44131 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

Falcon Target, Inc.

We have audited the Balance sheet of Falcon Target, Inc, a development stage company; as of June 30, 2008 and the related statements of operations, stockholders equity and cash flows for the years ending June 30, 2008. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Target, Inc. and Subsidiary as of June 30, 2008 and the related statements of operations, stockholders equity and cash flows for the years ending June 30, 2008 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not developed a revenue stream since inception. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management’s plan in regard to this matter is also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio

September 30, 2008

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
JUNE 30, 2008

ASSETS

CURRENT ASSETS:	June 30, 2008	June 30, 2007
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF 0, -512 AND -1,370\; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(0)	(0)
BASIC LOSS PER COMMON SHARE	$(0)	$(0)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEARS ENDED JUNE 30, 2008, JUNE 30, 2007 , AND PERIOD MAY 28, 2004 (Date of Inception) THROUGH JUNE 30, 2008

REVENUE	Twelve months through 6/30/2008	Twelve months through 6/30/2007	5/28/2004 (Date of Inception) through 6/30/2008
INCOME	0	0	0
TOTAL REVENUE	0	0	0

COST OF SALES	0	0	0

TOTAL COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

EXPENSES
ACCOUNTING	0	0	2,760
AUDIT	0	0	0
BANK FEES	0	0	12
CORPORATE SEAL	0	0	0
DUES AND SUBSCRIPTIONS	0	0	164
FRANCHISE TAX	0	0	0
INCORPORATION	0	0	0
POSTAGE	0	0	2
PRINTING AND REPRODUCTION	0	0	3
STOCK CERTIFICATE	0	0	0
TAX	0	0	185

TOTAL EXPENSES	0	0	3,126

NET INCOME	(0)	(0)	(3,126)
CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				(512)
Balance June 30, 2006	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2007	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2008	22,000,000	22	78	(3,126)	(3,126)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 2008, JUNE 30, 2007 AND PERIOD MAY 28, 2004 (Date of Inception) THROUGH JUNE 30, 2008

	Twelve months through 6/30/2008	Twelve months through 6/30/2007	May 28, 2004 (Date of Inception) through 6/30/2008
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(0)	(0)	(3,126)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0	0
TOTAL ADJUSTMENTS	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	(0)	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	00	0	3,114
COMMON STOCK	0	0	100
USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	3,214

NET INCREASE (DECREASE) IN CASH	0	(0)	88

SUMMARY
CASH BALANCE AT BEGINNING OF PERIOD	88	88	88
CASH BALANCE AT END OF PERIOD	88	88	88

NET INCREASE (DECREASE) IN CASH	0	0	88
CUMULATIVE INFLOWS OF CASH SINCE INCEPTION			3,214
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION			3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2008

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2008, 22,000,000 as of June 30, 2007 and 22,000,000 as of June 30, 2006.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Serge Atlan	50	Director	Through May 2009
Thomas Kirchner	39	Director	Through May 2009

Mr. Serge Atlan has served as Chairman of our Board of Directors and director since FalconTarget's inception. He is also the owner and principal of Atlantic Republic Investment Company and its subsidiary Atlantic Republic Securities Corp., a broker/dealer based in Westport, Connecticut that has been registered with the National Association of Securities Dealers and the Securities and Exchange Commission since 1992. Atlantic Republic Securities Corp. has not carried customer funds for several years nor does it currently have any intention of doing so in the foreseeable future. It has not participated in firm commitments, underwritings or private placements It has only traded equities for its own account for several years. Since March 1998, Mr. Serge Atlan has also been the founder and co-founder of various private ventures such as NetItrust Inc., Secretseal Inc., Via Directory Inc., and BriteSmart Corp., all of those companies are or were technology related companies. In the aggregate, Mr. Atlan spends less than 10% of his time on the management of those companies.

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

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Serge Atlan	2005	$0	$0	$0	-	-	$0	$0
	2006	$0	$0	$0	-	-	$0	$0
	2007	$0	$0	$0	-	-	$0	$0
Thomas Kirchner	2005	$0	$0	$0	-	-	$0	$0
	2006	$0	$0	$0	-	-	$0	$0
	2007	$0	$0	$0	-	-	$0	$0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2008, there were 22,000,000 shares of beneficial ownership in FalconTarget outstanding. The following table sets forth the beneficial owners of 5% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Serge Atlan 320 Plaza Real Boca Raton, FL 33432	11,000,000	50%
Common Stock	Thomas Kirchner 260 Water St Brooklyn, NY 11201	11,000,000	50%
Common Stock	All Directors and Officers as a Group	22,000,000	100%

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

(b) Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during fiscal year 2007.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for FalconTarget by Pollard-Kelley Auditing Services for the years ended June 30, 2008 and June 30, 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

	2008	2007
Audit fees	$2,250	$2,250
Audit-related fees	$0	$0
Tax fees	$0	$0
Total	$2,250	$2,250

Audit Fees for the year ended June 30, 2008 were for professional services rendered for the audits of the financial statements of FalconTarget, consents, and other assistance required to complete the year-end audit of the financial statements.

There were no Audit-Related Fees and no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2008.

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________

Date: September 30, 2008

Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________

Date: September 30, 2008

Thomas Kirchner, Chief Executive Officer and Director