Form 10-Q
period 2008-09-30
FalconTarget Inc.
filed 2008-11-21
CIK 1295130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-50898

_____________
FalconTarget, Inc.
__________
___

(Exact name of small business issuer as specified in its charter)

Delaware	34-1996523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Water St #3C, Brooklyn, NY 11201

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number
(
202
)
294-8887
_________________________

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]
No
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer
[ ]
Accelerated filer
[ ]

Non-accelerated filer
[ ]
(Do not check if a smaller reporting company)
Smaller reporting company
[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2008: 22,000,000 shares of common stock $0.00001 par value. No shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes
[ ]
No
[X]

Table of Contents

Part I – Financial Information 3

Item 1. Financial Statements. 3

Item 2. Management’s Discussion and Analysis. 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk. 9

Item 4. Controls and Procedures. 9

Item 4T. Controls and Procedures. 9

PART II 9

Item 1. Legal Proceedings. 9

Item 1A. Risk Factors. 9

Item 2. Changes in Securities and Use of Proceeds. 9

Item 3. Defaults Upon Senior Securities. 10

Item 4. Submission of Matters to a Vote of Security Holders. 10

Item 5. Other Information. 10

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

  Part I – Financial Information

    Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS

CURRENT ASSETS:	September 30, 2008 (unaudited)	June 30, 2008 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	0
BASIC LOSS PER COMMON SHARE	$0	$(0)
TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

REVENUE	Three months through 9/30/2008	Three months through 9/30/2007	From inception to 9/30/2008
INCOME	0	0	0
TOTAL REVENUE	0	0	0

COST OF SALES	0	0	0
TOTAL COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

EXPENSES
ACCOUNTING	0	0	2,760
AUDIT	0	0	0
BANK FEES	0	0	12
CORPORATE SEAL	0	0	0
DUES AND SUBSCRIPTIONS	0	0	164
FRANCHISE TAX	0	0	0
INCORPORATION	0	0	0
POSTAGE	0	0	2
PRINTING AND REPRODUCTION	0	0	3
STOCK CERTIFICATE	0	0	0
TAX	0	0	185

TOTAL EXPENSES	0	0	3,114

NET INCOME	0	0	(3,126)

CUMULATIVE REVENUES SINCE INCEPTION	0
CUMULATIVE EXPENSES SINCE INCEPTION	3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	Three months through 3/31/2008	Three months through 3/31/2007	From inception to 3/31/2008
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0
NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	3,114
COMMON STOCK	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION			100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION			12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended September 30th, 2008

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of September 30, 2008 and 22,000,000 as of September 30, 2007.

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

Results of Operations

During the three months from June 30
th
, 2008 through
September 30
th
, 2008, we have had no significant operations other than the filing of our quarterly report with the Securities and

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

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Our management believes that given our small size and limited operations, our disclosure controls and procedures are adequate and effective. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our directors believe that as of the end of the period being reported, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given the Company’s size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will re-evaluate the disclosure controls and procedures.

    Item 4. Controls and Procedures.

Our management believes that given our small size and limited operations, our disclosure controls and procedures are adequate and effective.

    Item 4T. Controls and Procedures.

There have been no changes to the Registrant’s disclosure controls and procedures, as reported from the previous quarter, on the most recent 10-KSB, dated June 30, 2008.

  PART II

    Item 1. Legal Proceedings.

None.

    Item 1A. Risk Factors.

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

November 17, 2008

By:
/s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

November 17, 2008