Form 10-Q
period 2008-12-31
FalconTarget Inc.
filed 2009-02-17
CIK 1295130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

Table of Contents

Part I – Financial Information 3

Item 1. Financial Statements. 3

Item 2. Management’s Discussion and Analysis. 7

Item 3. Quantitative and Qualitative Disclosures About Market Risk. 8

Item 4. Controls and Procedures. 8

Item 4T. Controls and Procedures. 8

PART II 8

Item 1. Legal Proceedings. 8

Item 1A. Risk Factors. 8

Item 2. Changes in Securities and Use of Proceeds. 9

Item 3. Defaults Upon Senior Securities. 10

Item 4. Submission of Matters to a Vote of Security Holders. 10

Item 5. Other Information. 10

Forward Looking Statements

In this filing references to "FalconTarget," "we," "us," and "our" refer to FalconTarget, Inc. of Delaware.

This Form 10-Q contains certain forward-looking statements. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. By their nature these statements involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships or consummate a business transaction, as defined below.

  Part I – Financial Information

    Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
DECEMBER 31, 2008 AND JUNE 30, 2008

ASSETS

CURRENT ASSETS:	December 31, 2008 (unaudited)	June 30, 2008 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	0
BASIC LOSS PER COMMON SHARE	$0	$(0)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

REVENUE	Three months through 12/31/2008	Three months through 12/31/2007	Six months through 12/31/2008	Six months through 12/31/2007	From inception to 12/31/2008
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0

COST OF SALES	0	0	0	0	0
TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	0	2,760
AUDIT	0	0	0	0	0
BANK FEES	0	0	0	0	12
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	0	3,114

NET INCOME	0	0	0	0	(3,126)

CUMULATIVE REVENUES SINCE INCEPTION					0
CUMULATIVE EXPENSES SINCE INCEPTION					3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Three months through 12/31/2008	Three months through 12/31/2007	Six months through 12/31/2008	Six months through 12/31/2007	From inception to 12/31/2008
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0
NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	0	3,114
COMMON STOCK	0	0	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION					100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION					12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended December 31st, 2008

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of December 31, 2008 and 22,000,000 as of December 31, 2007.

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

Our directors are seeking actively business transactions on our behalf. During the period covered by this report, we received no interest in a reverse merger with FalconTarget. We attribute this to the extraordinary market conditions, which have made going public unattractive at the current time. At the time of filing of this report, our management is not certain whether and when we will be able to consummate a business transaction. Our directors continue to search for alternative business transactions but believe that it is unlikely they will succeed in the near future. No specific opportunity has been identified for a Business Transaction, and our management currently has no forecast for when or whether such a transaction can be consummated. In the event that a Business Transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no business opportunity available to us at this time, and will continue to seek suitable transactions.

Results of Operations

During the three months from September 30th, 2008, through December 31st, 2008, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

February 13, 2009

By: /s/ THOMAS KIRCHNER

Thomas Kirchner, CEO

February 13, 2009