Form 10-Q/A
period 2008-09-30
FalconTarget Inc.
filed 2009-04-27
CIK 1295130

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

Item 4. Controls and Procedures. 9

Item 4T. Controls and Procedures. 10

PART II 10

Item 1. Legal Proceedings. 10

Item 1A. Risk Factors. 10

Item 2. Changes in Securities and Use of Proceeds. 10

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

Results of Operations

During the three months from June 30th, 2008 through September 30th, 2008, we have had no significant operations other than the filing of our quarterly report with the Securities and

Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

    Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based in the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

FalconTarget Corporation

By: /s/ SERGE ALTAN
 Serge Atlan, Chairman
April 23, 2009

By: /s/ THOMAS KIRCHNER
 Thomas Kirchner, CEO and Principal Financial Officer
April 23, 2009