Form 10-K/A
period 2008-06-30
FalconTarget Inc.
filed 2009-05-12
CIK 1295130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[X] Yes [] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes No []

The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2008. There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2008.

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 10, 2009, there were 22,000,000 shares of common stock, no par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Part I

FalconTaget, Inc. is restating its annual report originally filed on Form 10-KSB with this filing on Form 10-K/A. This amendment restates the cover page, Management's Discussion and Analysis, the Report of Independent Registered Pubic Accounting Firm, Controls and Procedures, Certain Relationships and Related Transactions, the Signatures section and the Section 302 Certification.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties.

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

Item 4. Submission of Matters To A Vote of Security Holders.

No matters were submitted to a vote of the security holders during the last fiscal year.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

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

Holders

As of June 30, 2008 there were 22,000,000 shares of our common stock issued and outstanding and held by two holders of record. No shares of preferred stock were outstanding and there were no holders of preferred stock.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

We have no operations or revenues. Our management has held discussions with several parties about engaging in a Business Transaction. These discussions were exploratory in nature and have not led to any concrete proposal. Our management believes that it is unlikely in light of the current economic conditions that any of these discussions will lead to concrete proposals for a Business Transaction. Nevertheless, our management will continue to seek potential counterparties for a Business Transaction. Our management may enter into confidentiality agreements that may preclude them from disclosing the existence of specific discussions until the signing of a letter of intent or definitive agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item

Item 8. Financial Statements.

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services 4500 Rockside Road #450, Independence OH 44131 330-836-2558

Board of Directors
Falcon Target, Inc.

We have audited the accompanying balance sheets of Falcon Target, Inc, a development stage company; as of June 30, 2008 and 2007, and the related statements of operations, stockholders equity and cash flows for each of the two years ending June 30, 2008 and the period from inception (May 28, 2004) through June 30, 2008. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Target, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for each of the two years ended June 30, 2008and the period from May 28, 2004 (Inception) though June 30, 2008 , in conformity with generally accepted U.S. accounting standards.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the end of the period covered by this report on Form 10-K (the “Evaluation Date”), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in FalconTarget’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Information is retained by our principal executive officers directly. Our two directors act also as our principal executive and principal financial officers and are in frequent contact about our disclosure and reporting needs. Moreover, due to our status as a blank check company, the scope of our activities is so limited that we do not require formal procedures in order to have effective controls. Our principal executive officer and principal financial officer believes that as of the end of the period being reported, our informal disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary.. At such time that a business transaction is consummated, our management will reevaluate the necessity for more elaborate disclosure controls and procedures.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it use the guidance of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework for smaller public companies. Based on our assessment, as of June 30, 2008, management has concluded that the Company’s internal controls over financial reporting were operating effectively. Management has identified the following material weaknesses in internal control and has also identified other deficiencies, that when aggregated, may be viewed as a material weaknesses in our internal control over financial reporting as of June 30, 2008:

Material Weaknesses

1.	Board oversight and Audit Committee: We do not have independent members of our Board and an Audit Committee of independent directors including a financial expert member.
2.

Insufficient documentation of policies, procedures and controls: We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls policies and procedures we employ are not sufficiently documented.

3.	Organizational structure and segregation of duties: We do not have adequate accounting personnel to maintain proper segregation of duties.

However, our management believes that these weaknesses do not impact the effectiveness of our controls at this time, because all of our expenses have been paid by our directors, who are also our sole shareholders, on our behalf. Therefore, management believes that our controls and procedures are effective. However, should our directors decide to no longer pay our expenses on our behalf, or should be consummate a Business Transaction, we believe that our controls and procedures would no longer be effective. Given our small size and limited activities while we operate as a blank check company, remediation of the weaknesses identified above is not practical prior to the consummation of a Business Transaction.

Changes in Internal Controls

No significant changes in our internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, none of the current required parties are delinquent in their 16(a) filings.

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

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Item 13. Certain Relationships and Related Transactions.

In order to allow us to maintain our liquidity, our directors, who are our controlling shareholders, voluntarily have paid all of our expenses on our behalf during the year. We are not obligated to reimburse them for these payments. Mr Atlan paid $1,125 and Mr. Kirchner paid $1,235 of expenses incurred on our behalf during the fiscal year. Our directors may not pay our expenses in the future.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(a) Financial statements

Pages 9-15.

(b) Exhibits:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________
Date: May 11, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: May 11, 2009
Thomas Kirchner, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ SERGE ATLAN ___________________
Date: May 11, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: May 11, 2009
Thomas Kirchner, Chief Executive Officer, Chief Financial Officer and Director