Form 10-Q
period 2009-03-31
FalconTarget Inc.
filed 2009-05-15
CIK 1295130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2009: 22,000,000 shares of common stock $0.00001 par value. No shares of preferred stock.

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

  Part I – Financial Information

    Item 1. Financial Statements.

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
March 31, 2009 AND JUNE 30, 2008

ASSETS

CURRENT ASSETS:	March 31, 2009 (unaudited)	June 30, 2008 (audited)
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88
TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0
LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114
STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND 0; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	0	0
BASIC LOSS PER COMMON SHARE	$0	$(0)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

REVENUE	Three months through 3/31/2009	Three months through 3/31/2008	Six months through 3/31/2009	Six months through 3/31/2008	From inception to 3/31/2009
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0
COST OF SALES	0	0	0	0	0
TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	0	2,760
AUDIT	0	0	0	0	0
BANK FEES	0	0	0	0	12
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	0	3,114

NET INCOME	0	0	0	0	(3,126)

CUMULATIVE REVENUES SINCE INCEPTION					0
CUMULATIVE EXPENSES SINCE INCEPTION					3,126

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three months through 3/31/2009	Three months through 3/31/2008	Six months through 3/31/2009	Six months through 3/31/2008	From inception to 3/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0
NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	0	3,114
COMMON STOCK	0	0	0	0	100
USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION					100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION					12

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended March 31st, 2009

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of March 31, 2009 and 22,000,000 as of March 31, 2008.

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

Results of Operations

During the three months from December 31st, 2008 through March 31st, 2009, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,126 since inception.

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

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Because of the development stage-nature of FalconTarget, it is impossible to provide a quantitative risk assessment for our business. Below are the general operating risks we face as a going concern entity.

    We Have Had Limited Operations to Date. Our primary focus has been preliminary steps toward negotiating a Business Transaction. We have not commenced commercial operations and have no revenues to date.

    We Need to Obtain Financing in Order to Continue our Operations. We have relied on our directors and shareholders to pay our expenses on our behalf. We do not have sufficient revenue or resources to pay our expenses ourselves. Our auditors have a “going concern” about our ability to operate without the support of our shareholders.

    Development Risks Generally. We are a developmental stage company. Securing financing and moving forward with a Business Transaction or other business plan involves greater risks and uncertainties than those associated with an established business. As such, there can be no assurance that we will successfully implement our business plan, commence commercial operations or, operate profitably.

    Industry Risks. The success of our business may be affected by matters beyond our control, including but not limited to changes in technology, competition, changing market and/or economic conditions, all of which can impact upon market acceptance. No assurance can be given that any perceived need for our services is correct or if correct, will result in revenues to offset our operating expenses.

    Risks Associated with Growth. Our development plans will require the implementation of operational and financial systems and will require additional management, operational, and financial resources. There can be no assurance that we will be able to manage our operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a materially adverse effect on our results of operations and financial condition.

    Competition. We will face competition from companies with substantially greater resources that ours.

    No Dividends. We have never paid dividends. We intend for the foreseeable future to retain earnings, if any, for the future operation and expansion of our business and do not anticipate paying dividends for the foreseeable future.

    Absence of a Trading Market for our Common Stock. There are restrictions on transferability of our Common Stock. Shares of our Common Stock are not eligible for trading on any national or regional exchange, nor are they quoted on any over-the-counter market. As a result, an investment in our securities is highly illiquid. Unless the securities are registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, you may be unable to liquidate or sell your Common Stock even though your personal financial situation may dictate such a liquidation or sale.

    Key Person Dependency. The success of our business is and will be materially dependent upon the continued services of our current management. The loss of any member of our management team will adversely impact our operations. We do not presently have any key man life insurance on any of such persons.

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

We ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 4T. Controls and Procedures.

There have been no changes to the Registrant’s disclosure controls and procedures, as reported from the previous quarter, on the most recent 10-Q/A, for the period ended December 31, 2008.

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

FalconTarget Corporation

By: /s/ SERGE ALTAN
Serge Atlan, Chairman
May 15, 2009

By: /s/ THOMAS KIRCHNER
Thomas Kirchner, CEO and Principal Financial Officer
May 15, 2009