Form 10-Q/A
period 2008-09-30
FalconTarget Inc.
filed 2009-05-21
CIK 1295130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Second Amended Form 10-Q

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

Item 4. Controls and Procedures.

Our management believes that given our small size and limited operations, our disclosure controls and procedures are adequate. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our directors believe that as of the end of the period being reported, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given the Company’s size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will re-evaluate the disclosure controls and procedures.

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

During our evaluation as of June 30, 2008 three material weaknesses in our controls and procedures were identified. Management anticipates that these weaknesses will be corrected upon the consummation of a Business Transaction. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based in the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Item 4T. Controls and Procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 20, 2009

By: /s/ THOMAS KIRCHNER
Thomas Kirchner, CEO and Principal Financial Officer
May 20, 2009