Form 10-K/A
period 2008-06-30
FalconTarget Inc.
filed 2009-06-22
CIK 1295130

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [] Yes [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[X] [X] Yes [] No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

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

Table of Contents

Part I

4

Forward Looking Statements

4

Item 1. Business.

4

Item 1A. Risk Factors

6

Item 2. Properties.

6

Item 3. Legal Proceedings.

6

Item 4. Submission of Matters To A Vote of Security Holders.

6

PART II

6

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

6

Market

6

Holders

7

Item 6. Selected Financial Data.

7

Item 7. Management’s Discussion and Analysis or Plan of Operation.

7

Off-balance sheet arrangements

9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

10

Item 8. Financial Statements.

10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

17

Item 9A(T). Controls and Procedures.

17

(a) Evaluation of Disclosure Controls and Procedures

17

(b) Management’s Report on Internal Control over Financial Reporting

18

Changes in Internal Controls

19

Item 9B. Other Information.

19

PART III

20

Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

20

Section 16(a) Beneficial Ownership Reporting Compliance

21

Compliance with Section 16(a) of the Securities Exchange Act of 1934

21

Code of Ethics

21

Audit Committee Financial Expert

21

Item 11. Executive Compensation.

21

Item 12. Security Ownership of Certain Beneficial Owners and Management.

22

Item 13. Certain Relationships and Related Transactions.

23

Item 14. Principal Accountant Fees and Services.

23

Audit and Non-Audit Fees

23

Part IV

24

Item 15. Exhibits, Financial Statement Schedules.

24

(a) Financial statements

24

(b) Exhibits:

25

SIGNATURES

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the end of the period covered by this report on Form 10-KJune 30, 2008 (the “Evaluation Date”), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in FalconTarget’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us. Obased on a recent re-assessment of our controls and procedures, our principal executive officers and principal financial officer believes that as of the end of the period being reported, the our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. FurtherNevertheless, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary.. At such time that a business transaction is consummated, our management will reevaluate the necessity for more elaborate disclosure controls and procedures.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it use the guidance of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework for smaller public companies. The factors considered were:

1. Control Environment
  Integrity and Ethical Values
  Board of Directors
  Management's Philosophy and Operating Style
  Organizational Structure
  Financial Reporting Competencies
  Authority and Responsibility

  Human Resources

2. Risk Assessment
  Financial Reporting Objectives
  Financial Reporting Risk

  Fraud Risk

3. Control Activities
  Integration with Risk Assessment
  Selection and Development of Control Activities
  Policies and Procedures

  Information Technologies

4. Information and Communication
  Financial Reporting Information
  Internal Control Information
  Internal Communication

  External Communication

5. Monitoring
  Ongoing and Separate Evaluations

  Reporting Deficiencies

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it use the guidance of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework for smaller public companies. Based on our assessment, as of June 30, 2008, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in internal control and has also identified other deficiencies, that when aggregated, may be viewed as a material weaknesses in our internal control over financial reporting as of June 30, 2008:

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

As a result of these weaknesses management believes that our controls and procedures are not effective.

Changes in Internal Controls

No significant changes in our internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention. No changes in internal controls occurred during the quarter ended June 30, 2008.

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

By: __/s/ SERGE ATLAN ___________________
Date: September 30, 2008
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: June 21, 2009
Thomas Kirchner, Chief Executive Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ SERGE ATLAN ___________________
Date: June 21, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: September 30, 2008
Thomas Kirchner, Chief Executive Officer, Principal Financial Officer and Director