Form 10-Q/A
period 2008-09-30
FalconTarget Inc.
filed 2009-06-23
CIK 1295130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Fourth Amended Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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
SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	Three months through 9/30/2008	Three months through 9/30/2007	From inception to 9/30/2008
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0
NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	3,114
COMMON STOCK	0	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0
NET CASH PROVIDED BY FINANCING	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION			100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION			12

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
June 23, 2009

By: /s/ THOMAS KIRCHNER
Thomas Kirchner, CEO and Principal Financial Officer
June 23, 2009