Form 10-Q/A
period 2009-03-31
FalconTarget Inc.
filed 2009-06-24
CIK 1295130

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

SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME (UNAUDITED)
PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

REVENUE	Three months through 3/31/2009	Three months through 3/31/2008	Nine months through 3/31/2009	Nine months through 3/31/2008	From inception to 3/31/2009
INCOME	0	0	0	0	0
TOTAL REVENUE	0	0	0	0	0
COST OF SALES	0	0	0	0	0
TOTAL COST OF SALES	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

EXPENSES
ACCOUNTING	0	0	0	0	2,760
AUDIT	0	0	0	0	0
BANK FEES	0	0	0	0	12
CORPORATE SEAL	0	0	0	0	0
DUES AND SUBSCRIPTIONS	0	0	0	0	164
FRANCHISE TAX	0	0	0	0	0
INCORPORATION	0	0	0	0	0
POSTAGE	0	0	0	0	2
PRINTING AND REPRODUCTION	0	0	0	0	3
STOCK CERTIFICATE	0	0	0	0	0
TAX	0	0	0	0	185

TOTAL EXPENSES	0	0	0	0	3,114

NET INCOME	0	0	0	0	(3,126)

CUMULATIVE REVENUES SINCE INCEPTION					0
CUMULATIVE EXPENSES SINCE INCEPTION					3,126
SEE ACCOMPANYING NOTES

FALCONTARGET INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three months through 3/31/2009	Three months through 3/31/2008	Nine months through 3/31/2009	Nine months through 3/31/2008	From inception to 3/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	0	0	0	0	(3,126)
ACCOUNTS PAYABLE	0	0	0	0	0
NET CASH PROVIDED BY (USED IN) OPERATIONS	0	0	0	0	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0	0	0
NET CASH USED IN INVESTING	0	0	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	0	0	0	0	3,114
COMMON STOCK	0	0	0	0	100
USED FOR:
SHAREHOLDER'S LOAN	0	0	0	0	0
COMMON STOCK	0	0	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	0	0	3,214
NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

SUMMARY
CASH BALANCE AT END OF PERIOD	88	88	88	88	88
CASH BALANCE AT BEGINNING OF PERIOD	100	100	100	100	0

NET INCREASE (DECREASE) IN CASH	0	0	0	0	88

CUMULATIVE INFLOWS OF CASH SINCE INCEPTION					100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION					12

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