Form 10-K/A
period 2008-06-30
FalconTarget Inc.
filed 2009-07-30
CIK 1295130

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 29, 2009, there were 22,000,000 shares of common stock, no par value, issued and outstanding.

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

Table of Contents

Part I 3
Forward Looking Statements 3
Item 1. Business. 3
Item 1A. Risk Factors 5
Item 2. Properties. 5
Item 3. Legal Proceedings. 5
Item 4. Submission of Matters To A Vote of Security Holders. 5
PART II 5
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. 5
Market 5
Holders 6
Item 6. Selected Financial Data. 6
Item 7. Management’s Discussion and Analysis or Plan of Operation. 6
Off-balance sheet arrangements 8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. 9
Item 8. Financial Statements. 9
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 16
Item 9A(T). Controls and Procedures. 16
(a) Evaluation of Disclosure Controls and Procedures 16
(b) Management’s Report on Internal Control over Financial Reporting 17
Changes in Internal Controls 18
Item 9B. Other Information. 18
PART III 19
Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act. 19
Section 16(a) Beneficial Ownership Reporting Compliance 20
Compliance with Section 16(a) of the Securities Exchange Act of 1934 20
Code of Ethics 20
Audit Committee Financial Expert 20
Item 11. Executive Compensation. 20
Item 12. Security Ownership of Certain Beneficial Owners and Management. 21
Item 13. Certain Relationships and Related Transactions. 22
Item 14. Principal Accountant Fees and Services. 22
Audit and Non-Audit Fees 22
Part IV 23
Item 15. Exhibits, Financial Statement Schedules. 23
(a) Financial statements 23
(b) Exhibits: 23
SIGNATURES 24

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of June 30, 2008 (the “Evaluation Date”), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in FalconTarget’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us. based on a recent re-assessment of our controls and procedures, our principal executive officers and principal financial officer believes that as of the end of the period being reported, our disclosure controls and procedures are not effective. Nevertheless, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary.. At such time that a business transaction is consummated, our management will reevaluate the necessity for more elaborate disclosure controls and procedures.

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________
Date: July 30, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: July 30, 2009
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ SERGE ATLAN ___________________
Date: July 30, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: July 30, 2009
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer and Director