Form 10-K/A
period 2008-06-30
FalconTarget Inc.
filed 2009-08-18
CIK 1295130

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________
Date: August 17, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: August 17, 2009
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ SERGE ATLAN ___________________
Date: August 17, 2009
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: August 17, 2009
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director