Form 10-K
period 2009-06-30
FalconTarget Inc.
filed 2010-03-08
CIK 1295130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 6/30/2009
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
Large accelerated filer Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []
The aggregate market value of shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2009. There were 22,000,000 shares of the Registrant’s common stock outstanding as of June 30, 2009.

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 30, 2009, there were 22,000,000 shares of common stock, no par value, issued and outstanding.

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

This Form 10-K contains certain forward-looking statements. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. By their nature these statements involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships or consummate a business transaction, as defined below.

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

Holders

As of June 30, 2009 there were 22,000,000 shares of our common stock issued and outstanding and held by two holders of record. No shares of preferred stock were outstanding and there were no holders of preferred stock.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Falcon Target, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Falcon Target, Inc., as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Target, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years in the period ended June 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Falcon Target, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Falcon Target, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

March 5, 2010

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
JUNE 30, 2009

ASSETS

CURRENT ASSETS:	June 30, 2009	June 30, 2008
CASH	$ 88	$ 88
TOTAL CURRENT ASSETS	88	88

TOAL ASSETS:	$ 88	$ 88

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	3,114	3,114
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	3,114	3,114

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	22
PAID-IN CAPITAL	78	78
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,126)	(3,126)
TOTAL STOCKHOLDERS' EQUITY	(3,026)	(3,026)

EARNINGS PER SHARE:
NET LOSS OF 0, -512 AND -1,370\; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(0)	(0)
BASIC LOSS PER COMMON SHARE	$(0)	$(0)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 88	$ 88

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEARS ENDED JUNE 30, 2009, JUNE 30, 2008 , AND PERIOD MAY 28, 2004 (Date of Inception) THROUGH JUNE 30, 2009

REVENUE	Twelve months through 6/30/2009	Twelve months through 6/30/2008	5/28/2004 (Date of Inception) through 6/30/2009
INCOME	0	0	0
TOTAL REVENUE	0	0	0

COST OF SALES	0	0	0

TOTAL COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

EXPENSES
ACCOUNTING	0	0	2,760
AUDIT	0	0	0
BANK FEES	0	0	12
CORPORATE SEAL	0	0	0
DUES AND SUBSCRIPTIONS	0	0	164
FRANCHISE TAX	0	0	0
INCORPORATION	0	0	0
POSTAGE	0	0	2
PRINTING AND REPRODUCTION	0	0	3
STOCK CERTIFICATE	0	0	0
TAX	0	0	185

TOTAL EXPENSES	0	0	3,126

NET INCOME	(0)	(0)	(3,126)
CUMULATIVE REVENUES SINCE INCEPTION			0
CUMULATIVE EXPENSES SINCE INCEPTION			3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				(512)
Balance June 30, 2006	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2007	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2008	22,000,000	22	78	(3,126)	(3,126)
Loss for Period				-
Balance June 30, 2009	22,000,000	22	78	(3,126)	(3,126)

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FALCONTARGET, INC.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 2009, JUNE 30, 2008 AND PERIOD MAY 28, 2004 (Date of Inception) THROUGH JUNE 30, 2009

	Twelve months through 6/30/2009	Twelve months through 6/30/2008	May 28, 2004 (Date of Inception) through 6/30/2009
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(0)	(0)	(3,126)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0	0
TOTAL ADJUSTMENTS	0	0	0

NET CASH PROVIDED BY OPERATIONS	0	(0)	(3,126)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0	0
NET CASH USED IN INVESTING	0	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	00	0	3,114
COMMON STOCK	0	0	100
USED FOR:
SHAREHOLDER'S LOAN	0	0	0
COMMON STOCK	0	0	0

NET CASH PROVIDED BY FINANCING	0	0	3,214

NET INCREASE (DECREASE) IN CASH	0	(0)	88

SUMMARY
CASH BALANCE AT BEGINNING OF PERIOD	88	88	88
CASH BALANCE AT END OF PERIOD	88	88	88

NET INCREASE (DECREASE) IN CASH	0	0	88
CUMULATIVE INFLOWS OF CASH SINCE INCEPTION			3,214
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION			3,126

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

FalconTarget, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2009

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of June 30, 2009, 22,000,000 as of June 30, 2008 and 22,000,000 as of June 30, 2007.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of June 30, 2009 (the “Evaluation Date”), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in FalconTarget’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us. based on a recent re-assessment of our controls and procedures, our principal executive officers and principal financial officer believes that as of the end of the period being reported, our disclosure controls and procedures are not effective. Nevertheless, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary.. At such time that a business transaction is consummated, our management will reevaluate the necessity for more elaborate disclosure controls and procedures.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it use the guidance of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework for smaller public companies. The factors considered were:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it use the guidance of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework for smaller public companies. Based on our assessment, as of June 30, 2008, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in internal control and has also identified other deficiencies, that when aggregated, may be viewed as a material weaknesses in our internal control over financial reporting as of June 30, 2009:

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

Changes in Internal Controls

No significant changes in our internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention. No changes in internal controls occurred during the quarter ended June 30, 2009.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Serge Atlan	50	Director	Through May 2010
Thomas Kirchner	39	Director	Through May 2010

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

Based solely on our review of the copies of such forms, we believe that our two directors, officers and stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2009, there were 22,000,000 shares of beneficial ownership in FalconTarget outstanding. The following table sets forth the beneficial owners of 5% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Serge Atlan 320 Plaza Real Boca Raton, FL 33432	11,000,000	50%
Common Stock
Thomas Kirchner 260 Water St
Brooklyn, NY 11201
		11,000,000	50%
Common Stock	All Directors and Officers as a Group	22,000,000	100%

Item 13. Certain Relationships and Related Transactions.

In order to allow us to maintain our liquidity, our directors, who are our controlling shareholders, voluntarily have paid all of our expenses on our behalf during the year. We are not obligated to reimburse them for these payments. Mr Atlan paid $1,625 and Mr. Kirchner paid $1,685 of expenses incurred on our behalf during the fiscal year. Our directors may not pay our expenses in the future.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for FalconTarget by Pollard-Kelley Auditing Services for the years ended June 30, 2009 and June 30, 2008 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

	2009	2008
Audit fees	$3,250	$2,250
Audit-related fees	$0	$0
Tax fees	$0	$0
Total	$3,250	$2,250

Audit Fees for the year ended June 30, 2009 were for professional services rendered for the audits of the financial statements of FalconTarget, consents, and other assistance required to complete the year-end audit of the financial statements.

There were no Audit-Related Fees and no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2009.

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

FalconTarget, Inc.

By: __/s/ SERGE ATLAN ___________________
Date: March 5, 2010
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: March 5, 2010
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ SERGE ATLAN ___________________
Date: March 5, 2010
Serge Atlan, Chairman and Director

By: __/s/ THOMAS KIRCHNER_________________
Date: March 5, 2010
Thomas Kirchner, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director